Form 10-Q
period 2009-02-08
Solar Shore Two Inc.
filed 2009-06-03
CIK 1448412

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended FEBRUARY 28, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number

SOLAR SHORE TWO, INC.
(Exact name of registrant as specified in its charter)

Nevada	26-2168614
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

For correspondence, please contact:

Jillian Ivey Sidoti, Esq.
34721 Myrtle Court
Winchester, CA 92596
(323) 799-1342 (phone)
(951) 602-6049 (fax)

2702 Oxborough Drive
Matthews, NC 28105
(Address of principal executive offices)

(704) 953-0777
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐

At June 2, 2009, there were 1,000,000 shares outstanding of the registrant’s common stock.

i

SOLAR SHORE TWO, INC.
INDEX TO FORM 10-Q
FOR THE QUARTER ENDED FEBRUARY 28, 2009

Page
Number
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

Balance Sheets at February 28, 2009 (unaudited) and August 31, 2008 (audited)	F-1

Statements of Operations for the three and six months ended February 28, 2009 and for the period from July 14, 2008 (inception) to February 28, 2009 (unaudited)	F-2

Statement of Shareholders’ Deficit as of February 28, 2009 (unaudited)	F-3

Statements of Cash Flows for the six months ended February 28, 2009 and for the period from July 14, 2008 (inception) to February 28, 2009 (unaudited)	F-4

Notes to Financial Statements	F-5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	8

Item 3. Controls and Procedures	15

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	16

Item 1A. Risk Factors	16

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	24

Item 3. Defaults upon senior securities	25

Item 4. Submissions of matters to a vote of securities holders	25

Item 5. Other Information	25

Item 6. Exhibits	25

Exhibit 31.1
Exhibit 32.1

ii

PART I — FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

SOLAR SHORE TWO, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
As of February 28, 2009 and August 31, 2008

	February 28,	August 31,
	2009	2008
	(unaudited)	(audited)
ASSETS
Current Assets
Cash and equivalents	$50	$50
Account receivable – stockholder	50	50
TOTAL ASSETS	$100	$100

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accrued expenses	$1,000	$5,000
Long-term Debt Note payable – related party	9,000	4,000

Total Liabilities	10,000	9,000

Stockholders’ Deficit
Preferred Stock, $.0001 par value, 10,000,000 shares authorized, -0- shares issued and outstanding	-0-	-0-
Common Stock, $.0001 par value, 100,000,000 shares authorized, 1,000,000 shares issued and outstanding	100	100
Additional paid-in capital	-0-	-0-
Deficit accumulated during the development stage	(10,000)	(9,000)
Total stockholders’ deficit	(9,900)	(8,900)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$100	$100

See accompanying notes to financial statements.

SOLAR SHORE TWO, INC.
 (A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS (unaudited)

Three Months and Six Months Ended February 28, 2009
Period from July 14, 2008 (Date of Inception) to February 28, 2009

			Period from
			July 14,
	Three Months	Six Months	2008 (Date of
	Ended	Ended	Inception)
	February 28,	February 28,	to February 28,
	2009	2009	2009

Revenues	$-0-	$-0-	$-0-

Expenses :
Professional fees	500	1,000	10,000

Net Loss	$(500)	$(1,000)	$(10,000)

Net loss per share:
Basic and diluted	$(0.00)	$(0.00)	$(0.01)

Weighted average shares outstanding:
Basic and diluted	1,000,000	1,000,000	1,000,000

See accompanying notes to financial statements.

SOLAR SHORE TWO, INC.
 (A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS’ DEFICIT (unaudited)

Period from July 14, 2008 (Date of Inception) to February 28, 2009

	Common stock		Additional paid-in capital	Deficit accumulated during the development stage
	Shares	Amount			Total
Issuance of common stock for cash @ $.0001	1,000,000	$100	$-0-	$-	$100
Net loss for the period	-	-	-	(9,000)	(9,000)
Balance, August 31, 2008	1,000,000	100	-0-	(9,000)	(8,900)
Net loss for the period	-	-	-	(1,000)	(1,000)
Balance, November 30, 2008	1,000,000	$100	$-0-	$(10,000)	$(9,900)

See accompanying notes to financial statements.

SOLAR SHORE TWO, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (unaudited)

Six Months Ended February 28, 2009
Period from July 14, 2008 (Date of Inception) to February 28, 2009

		Period from
	Six Months	July 14, 2008
	Ended	(Date of Inception)
	February 28,	to February 28,
	2009	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,000)	$(10,000)
Change in non-cash working capital items:	-0-	-0-
Increase in accounts receivable – stockholder	-0-	(50)
(Increase) decrease in accrued expenses	(4,000)	1,000
NET CASH (USED IN) OPERATING ACTIVITIES	(5,000)	(9,050)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sales of common stock	-0-	100
Proceeds from note payable – related party	5,000	9,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	5,000	9,100

NET INCREASE IN CASH	-0-	50

CASH, BEGINNING OF PERIOD	50	-0-
CASH, END OF PERIOD	$50	$50

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$-0-	$-0-
Income taxes paid	$-0-	$-0-

See accompanying notes to financial statements.

SOLAR SHORE TWO, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
February 28, 2009

NOTE 1 – SUMMARY OF ACCOUNTING POLICIES

Nature of Business

Solar Shore Two, Inc. (“The Company”) was organized under the laws of the State of Nevada on July 14, 2008 as a corporation. The Company’s objective is to acquire or merge with a target business or company in a business combination.

Development Stage Company

The accompanying financial statements have been prepared in accordance with the Statement of Financial Accounting Standards No. 7 ”Accounting and Reporting by Development-Stage Enterprises”.  A development-stage enterprise is one in which planned principal operations have not commenced or if its operations have commenced, there has been no significant revenues there from.

Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Form 10 filed with the SEC as of and for the period ended August 31, 2008.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents.  At February 28, 2009 and August 31, 2008 the Company had $50 of unrestricted cash.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, receivables, and accrued expenses. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

SOLAR SHORE TWO, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS

February 28, 2009

NOTE 1 – SUMMARY OF ACCOUNTING POLICIES (continued)

Income Taxes

Income taxes are computed using the asset and liability method.  Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws.  A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date the financial statements and the reported amount of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Basic loss per share

Basic loss per share has been calculated based on the weighted average number of shares of common stock outstanding during the period.

Comprehensive Income (Loss)

The Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, “Reporting Comprehensive income”, which establishes standards for the reporting and display of comprehensive income and its components in the financial statements.  There were no items of comprehensive income (loss) applicable to the Company during the period covered in these financial statements.

Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

NOTE 2 – ACCOUNT RECEIVABLE – STOCKHOLDER

The account receivable – stockholder of $50 at February 28, 2009 and August 31, 2008 represents amounts paid to the Company prior to August 31, 2008 for common stock which have not yet been deposited into the Company’s bank account.

SOLAR SHORE TWO, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
February 28, 2009

NOTE 3 – ACCRUED EXPENSES

Accrued expenses at February 28, 2009 consisted of amounts owed to the Company’s outside auditor for services related to the quarterly SEC filig.  Accrued expenses at August 31, 2008 consisted of legal fees owed to the Company’s outside legal counsel for services rendered related to the Company’s initial SEC filing.

NOTE 4 – NOTE PAYABLE – RELATED PARTY

The note payable – related party relates to funds received from a Company owned by Forrest Garvin, our president and sole director, to pay professional fees.  The note is unsecured, interest free, and is payable on July 14, 2010.

NOTE 5 – INCOME TAXES

For the periods ended February 28, 2009, the Company has incurred net losses and, therefore, has no tax liability.  The net deferred tax asset generated by the loss carry-forward has been fully reserved.  The cumulative net operating loss carry-forward is $10,000 at February 28, 2009, and will expire beginning in the year 2028.

The cumulative tax effect at the expected rate of 35% of significant items comprising our net deferred tax amount is as follows:
2009
Deferred tax asset attributable to:
Net operating loss carryover	$3,500
Valuation allowance	(3,500)
Net deferred tax asset	$-

NOTE 6 – LIQUIDITY AND GOING CONCERN

Solar Shore Two has not yet generated any revenues, has negative working capital and has suffered a loss from operations.  These factors create substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

The ability of Solar Shore Two to continue as a going concern is dependent on the Company generating cash from the sale of its common stock and/or obtaining debt financing and attaining future profitable operations or acquiring or merging with a profitable company.  Management’s plans include selling its equity securities and obtaining debt financing to fund its capital requirements until it is able to enter into a business combination with another company; however, there can be no assurance the Company will be successful in these efforts.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes included in this report and those in our Registration Statement filed on Form 10 with the Securities and Exchange Commission on December 18, 2008. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in such forward-looking statements as a result of certain factors, including but not limited to, those described under “Risk Factors” included in Part II, Item IA of this report.

Overview
SOLAR SHORE TWO, INC. (“we”, “us”, the “Company” or like terms) was incorporated in the State of Nevada on July 14, 2008.  We are a developmental stage company and have not generated any revenues to date.  Since inception, we have not engaged in any business operations other than in connection with our organization and the preparation and filing of this registration statement on Form 10 (the “Registration Statement”).  We have no full-time employees and do not own or lease any property.

We were organized to serve as a vehicle for a business combination through a merger, capital stock exchange, asset acquisition or other similar business combination (a “Business Combination”) with an operating or development stage business (the “Target Business”) which desires to utilize our status as a reporting company under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Our sole officer and director currently serves as an officer of another development stage public company with the business purpose of acquiring a Target Business but have never been affiliated with a public shell company that has completed a Business Combination.

Given that we have no assets, no current operations and our proposed business contemplates entering into a Business Combination with an operating company, we are a “shell company,” which is defined in Rule 405 under the Securities Act of 1933, as amended (the “Securities Act”), as a company which has (i) no or nominal operations; and (ii) either (x) no or nominal assets; (y) assets consisting solely of cash and cash equivalents; or (z) assets consisting of any amount of cash and cash equivalents and nominal other assets.

We do not have any specific Business Combination under consideration.  We have not identified or been provided with the identity of, or had any direct or indirect contact with, potential targets.  Additionally, we have not engaged or retained any agent or other representative to identify or locate any suitable target, although we may do so after the effective date of this Registration Statement.  Our efforts to identify a prospective Target Business will not be limited to a particular industry or geographic location.

Results of Operations for the Quarter ending February 28, 2009

Assets

Currently, we have no tangible assets and no intangible assets that are quantifiable. This is the same as the previous year at February 29, 2008.

Operating Expense

Total operating expenses for the three months ended February 28, 2009, were $500 compared to expenses for the period ended February 29, 2009 of $10,000 since inception.     Total operating expenses for the six months ended February 28, 2009 were $1,000.    The decrease is attributed to the initial startup costs in August 2008.

Net Loss

Net loss for the three months ended February 28, 2009 was $(500) compared to the period ended February 29, 2009 since inception of $(10,000).  Net loss for the six months ended February 28, 2009 was $(1,000). The decrease in net loss is due to the aforementioned change in activities.

Liquidity and Capital Resources

At February 28, 2009, we had $50 in cash.

Critical Accounting Policies and Estimates

Our critical accounting policies are disclosed in our Form 10 Registration Statement. During the three months ended February 28, 2009 there have been no significant changes in our critical accounting policies.

Recent Accounting Pronouncements

Recent accounting pronouncements are disclosed in our Form 10 Registration Statement, filed with the Securities and Exchange Commission on December 18, 2008. During the three months ended February 28, 2009 there have been no new accounting pronouncements which are expected to significantly impact our consolidated financial statements.

PLAN OF OPERATION AND LIQUIDITY

General.

We are not presently engaged in, and we will not engage in, any substantive commercial business for an indefinite period until we identify a Target Business and enter into a Business Combination, if ever.  A Business Combination may involve the acquisition of, or merger with, a company which desires to have a class of securities registered under the Exchange Act, while avoiding what it may deem to be adverse consequences of undertaking a public offering itself.  These include time delays, significant expenses, possible loss of voting control and compliance with various federal and state securities laws.  As more fully described below under the heading “Form of acquisition; Opportunity for stockholder approval,” the proposed structure of any Business Combination may not require that we seek stockholder approval for the transaction and holders of our common stock may not have the opportunity to vote upon any such Business Combination.

We have not identified a target business or target industry.

To date, we have not selected any Target Business or target industry on which to concentrate our search for a Business Combination.  Our officer and director has not engaged in discussions on our behalf with representatives of other companies regarding the possibility of a potential merger, capital stock exchange, asset acquisition or other similar Business Combination with us, nor have we been approached by any candidates (or representatives of any candidates) with respect to a possible Business Combination with us.

Additionally, we have not, nor has anyone on our behalf, taken any measure, directly or indirectly, to identify or locate any suitable Target Business, nor have we engaged or retained any agent or other representative to identify or locate such a Target Business.  We have not conducted any research with respect to identifying the number and characteristics of the potential Target Business candidates.  As a result, we cannot assure you that we will be able to locate a Target Business or that we will be able to engage in a Business Combination with a Target Business on favorable terms.

We will have virtually unrestricted flexibility in identifying and selecting a prospective Target Business.  We have not established any specific attributes or criteria (financial or otherwise) for prospective Target Businesses.  To the extent we affect a Business Combination with a financially unstable company or an entity in its early stage of development or growth, including entities without established records of sales or earnings, we may be affected by numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies.  Although our management will endeavor to evaluate the risks inherent in a particular Target Business, we cannot assure you that we will properly ascertain or assess all significant risk factors.

Sources of target businesses.

Management expects that Target Business candidates could be brought to our attention from various unaffiliated sources, including members of the financial community, as well as accountants and attorneys who represent potential Target Business candidates.  Target Business candidates may be brought to our attention by these unaffiliated sources as a result of being solicited by us through calls or mailings.  These sources may also introduce us to Target Businesses candidates they think we may be interested in on an unsolicited basis.  Our officer and director, as well as his affiliates, may also bring to our attention Target Business candidates of which they become aware through their business contacts, as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions.  In no event will our existing officer and director or stockholders, or any entity with which any of them is affiliated, be paid any finder’s fee, consulting fee or other compensation prior to, or for any services they may render in order to effectuate, the consummation of a Business Combination. After the effective date of this Registration Statement, we may engage the services of professional firms or other individuals that specialize in business acquisitions, in which event we may pay a finder’s fee, consulting fee or other compensation to be determined in an arm’s length negotiation.  We have not adopted any policies with respect to utilizing the services of consultants or advisors to assist in the identification of a Target Business, the criteria to be used in selecting such consultants or advisors, the services to be provided, the term of service, or regarding the total amount of fees that may be paid.  However, because of our limited resources, it is likely that any such fee we agree to pay would be paid in shares of our common stock.

Selection criteria of a Target Business.

Our management will have virtually unrestricted flexibility in identifying and selecting a prospective Target Business.  We have not established any specific attributes or criteria (financial or otherwise) for prospective Target Businesses.  In evaluating a prospective Target Business, our management will consider, among other factors, the following:

•	financial condition and results of operations;
•	growth potential;
•	experience and skill of management and availability of additional personnel;
•	capital requirements;
•	competitive position;
•	barriers to entry;
•	stage of development of the products, processes or services;
•	degree of current or potential market acceptance of the products, processes or services;
•	proprietary features and degree of intellectual property or other protection of the products, processes or services;
•	regulatory environment of the industry; and
•	costs associated with affecting the Business Combination.

These criteria are not intended to be exhaustive or to in any way limit the board of director’s unrestricted discretion to enter into a Business Combination with any Target Business.  Any evaluation relating to the merits of a particular Business Combination will be based, to the extent relevant, on the above factors as well as other considerations deemed relevant by our management.  In evaluating a prospective Target Business, we will conduct as extensive a due diligence review of potential targets as possible given the lack of information which may be available regarding private companies, our limited personnel and financial resources and the inexperience of our management with respect to such activities.  We expect that our due diligence will encompass, among other things, meetings with the Target Business’s incumbent management and inspection of its facilities, as well as a review of financial and other information which is made available to us.  This due diligence review will be conducted either by our management or by unaffiliated third parties we may engage.  Our limited funds and the lack of full-time management will likely make it impracticable to conduct a complete and exhaustive investigation and analysis of a Target Business candidate before we consummate a Business Combination.  Management decisions, therefore, will likely be made without detailed feasibility studies, independent analysis, market surveys and the like which, if we had more funds available to us, would be desirable.  We will be particularly dependent in making decisions upon information provided by the promoters, owners, sponsors, or others associated with the Target Business seeking our participation.

The time and costs required to select and evaluate a Target Business and to structure and complete the Business Combination cannot presently be ascertained with any degree of certainty.  Any costs incurred with respect to the identification and evaluation of a prospective Target Business with which a Business Combination is not ultimately completed will result in a loss to us.

Lack of diversification.

We expect that we will be able to consummate a Business Combination with only one candidate given that, among other considerations, we will not have the resources to diversify our operations and the dilution of interest for present and prospective stockholders, which is likely to occur as a result of our management's plan to offer a controlling interest to a Target Business in order to achieve a tax free reorganization, as described below, will render more than one Business Combination unlikely.  Therefore, at least initially, the prospects for our success may be entirely dependent upon the future performance of a single business and we will not be benefit from the possible spreading of risks or offsetting of losses.  By consummating a Business Combination with a single entity, our lack of diversification may:

•
subject us to numerous economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to a Business Combination, and

•	result in our dependency upon the development or market acceptance of a single or limited number of products, processes or services.

Limited ability to evaluate the Target Business.

To a significant degree, our security holders will rely on management’s evaluation of a Target Business in making the decision to enter into a Business Combination.   Management’s assessment of a Target Business will be based upon discussions with management of the Target Business and a review of due diligence material relating to the Target Business available to it during the evaluation period.  Any such assessment may not be accurate.

Although we intend to scrutinize the management of a prospective Target Business when evaluating the desirability of effecting a Business Combination, we cannot assure you that our assessment of the Target Business’s management will prove accurate.  In addition, we cannot assure you that future management will have the necessary skills, qualifications or abilities to manage a public company.  Furthermore, the future role of our officer and director, if any, in the Target Business following a Business Combination cannot presently be stated with any certainty.

Given our current resources, we will likely seek a Business Combination with a privately-held company.  Generally, very little public information exists about these companies and we will be required to rely on the ability of our management to obtain adequate information to evaluate the potential returns from entering into a Business Combination with such a company.  If we do not uncover all material information about a Target Business prior to a Business Combination, we may not make a fully informed investment decision and we may lose money on our investment.

Form of acquisition; Opportunity for stockholder approval.

The manner in which we participate in a Business Combination will depend upon, among other things, the nature of the opportunity and the respective requirements and desires of management of our Company and of the Target Business.  In addition, the structure of any Business Combination will be dispositive as to whether stockholder approval of the Business Combination is required.

It is likely that we will acquire our participation in a business opportunity by the acquisition of Target Company through the issuance of our common stock or other securities to the principals of the Target Business in exchange for all of the outstanding stock of the Target Company.  Upon the consummation of such a transaction, the Target Company would be a wholly owned subsidiary of our Company.  In the case of an acquisition, the transaction may be accomplished in the sole determination of management without any vote or approval by stockholders.

Although the terms of an acquisition of a Target Business cannot be predicted, it is likely that we will seek to structure a Business Combination to qualify as a tax free transaction under the Internal Revenue Code of 1986, as amended (the "Code").  One such form of “tax free” transaction, if structured properly, entails the exchange of capital stock of the Target Business for our capital stock.  Under Section 368(a)(1) of the Code, in order for a stock exchange transaction to qualify as a "tax free" reorganization, the holders of the stock of the target must receive a number of shares of our capital stock equal to 80% or more of the voting stock of our Company.

 If a transaction were structured to take advantage of these provisions rather than other "tax free" provisions provided under the Code, our existing stockholders would in such circumstances retain 20% or less of the total issued and outstanding shares of the surviving entity.  Depending upon the relative negotiating strength of the parties, stockholders at the time of the Business Combination may retain substantially less than 20% of the total issued and outstanding shares of our Company.  This could result in substantial additional dilution to the equity of those persons who were stockholders of our Company prior to such Business Combination.

In the case of a statutory merger or consolidation directly involving the Company, it might be necessary to call a stockholders' meeting and obtain the approval of the holders of a majority of the outstanding shares of common stock.  The necessity to obtain stockholder approval may result in delay and additional expense in the consummation of any proposed transaction, which we may not be able to fund, and will also give rise to certain appraisal rights to dissenting stockholders.  Accordingly, management will seek to structure any Business Combination so as not to require stockholder approval.

In the case of either an acquisition or merger, our stockholders prior to the consummation of a Business Combination likely will not have control of a majority of the voting shares of the Company following a Business Combination.  As part of such a transaction, all or a majority of the Company's then director(s) may resign and new directors may be appointed without any vote by stockholders.

It is anticipated that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial cost for accountants, attorneys and others.  If a decision is made not to participate in a specific business opportunity, the costs incurred in the related investigation would not be recoverable.  Furthermore, even if an agreement is reached for a Business Combination, the failure to consummate that transaction may result in the loss to the Company of the related costs incurred.

Competition.

Our ability to consummate a Business Combination will be constrained by our lack of financial resources to provide to the Target Business.  We expect that in the course of identifying, evaluating and selecting a Target Business, we may encounter intense competition from other entities having a business objective similar to ours.  These include blank check companies that may have raised significant sums through sales of securities registered under federal securities laws that are seeking to carry out a business plan similar to ours and possess a significant competitive advantage over us both from a financial and personnel perspective.  Additionally, we may be subject to competition from entities other than blank check companies having a business objective similar to ours, including venture capital firms, leverage buyout firms and operating businesses looking to expand their operations through acquisitions.  Many of these entities are well established and have extensive experience identifying and affecting business combinations directly or through affiliates.  Moreover, nearly all of these competitors possess greater technical, human and other resources than us.  In addition, we will experience competition from other modestly capitalized shell companies that are seeking to enter into business combinations with targets similar to those we expect to pursue.  Our management currently serve as management of a shell company that registered its class of common stock under the Exchange Act prior to the effective date of our Exchange Act registration statement.  Our management’s affiliation with two shell companies raises the possibility of conflicts of interest, in that both companies may seek to take advantage of the same business opportunity.  Neither our Company nor the other shell company with which our management is affiliated has adopted any policy with respect to resolving any potential conflict of interest and it is possible that any conflict or interest that arises between the two companies may not be decided in our favor.

While we believe there may be numerous potential target candidates with which we could affect a Business Combination, our ability to compete in affecting a Business Combination with prime candidates will be limited by our lack of financial resources.  This inherent competitive limitation gives others an advantage in pursuing the acquisition of a Target Business.

If we succeed in effecting a Business Combination, there will be, in all likelihood, intense competition from competitors of the Target Business. We cannot assure you that, subsequent to a Business Combination, we will have the resources or ability to compete effectively.

Employees.

We have one executive officer and he has other business interests and is not obligated to devote any specific number of hours to our matters and intends to devote only as much time as he deems necessary to our affairs.  The amount of time he will devote to our operations in any time period will vary based on whether a Target Business has been selected for the Business Combination and the stage of the Business Combination process the Company is in.  Accordingly, once management locates a suitable Target Business, management will spend more time investigating such Target Business and negotiating and processing the Business Combination (and consequently spend more time to our affairs) than he would prior to locating a suitable Target Business.  We do not intend to have any full time employees prior to the consummation of a Business Combination.

Our sole officer and director may engage in other business activities similar and dissimilar to those we are engaged in without any limitations or restrictions applicable to such activities.  Currently, our sole officer and director serves as an officer of another shell company that has a business purpose identical to ours and that has a class of common stock registered under the Exchange Act.  Our sole officer and director will allocate his time to both companies.  To the extent that our management engages in such other activities, he will have possible conflicts of interest in diverting opportunities which would be appropriate for our Company to other companies, entities or persons with which he is or may be associated or have an interest, rather than diverting such opportunities to us.  Since we have not established any policy for the resolution of such a conflict, we could be adversely affected should our sole officer and director choose to place his other business interests before ours.  We cannot assure you that such potential conflicts of interest will not result in the loss of potential opportunities or that any conflict will be resolved in our favor.

Periodic Reporting and Audited Financial Statements; Disclosure of Business Combination.

Upon the effective date of this Registration Statement, our class of common stock will be registered under the Exchange Act and we will have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC.  In accordance with the requirements of the Exchange Act, our annual reports will contain financial statements audited and reported on by our independent registered public accountants.

We will not acquire a Target Business if audited financial statements based on United States generally accepted accounting principles cannot be obtained for the Target Business.  We cannot assure you that any particular Target Business identified by us as a potential acquisition candidate will have financial statements prepared in accordance with United States generally accepted accounting principles or that the potential Target Business will be able to prepare its financial statements in accordance with United States generally accepted accounting principles.  To the extent that this requirement cannot be met, we may not be able to acquire the proposed Target Business.  While this may limit the pool of potential acquisition candidates, we do not believe that this limitation will be material.

Upon the consummation of a Business Combination, the Company will file with the Securities and Exchange Commission a current report on Form 8-K to disclose the Business Combination, the terms of the transaction and a description of the business and management of the Target Business, among other things, and will include audited consolidated financial statements of the Company giving effect to the Business Combination.  Holders of the Company’s securities will be able to access the Form 8-K and other filings made by the Company on the EDGAR Company Search page of the Securities and Exchange Commission’s Web site, the address for which is “www.sec.gov.”

Item 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of February 28, 2009.  This evaluation was accomplished under the supervision and with the participation of our chief executive officer / principal executive officer, and chief financial officer / principal financial officer who concluded that our disclosure controls and procedures are currently effective to ensure that all material information required to be filed in the quarterly report on Form 10-Q has been made known to them.

For purposes of this section, the term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act (15 U.S.C. 78a et seg.) is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.  Disclosure, controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by in our reports filed under the Securities Exchange Act of 1934, as amended (the "Act") is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Based upon an evaluation conducted for the period ended February 28, 2009, our Chief Executive Officer and Chief Financial Officer as of February 28, 2009, and as of the date of this Report, have concluded that as of the end of the periods covered by this report, they have identified no material weakness of Company internal controls.

Corporate expenses incurred are processed and paid by the officers of the Company.  The current number of transactions is not sufficient to justify the retaining of additional accounting personnel.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes, in accordance with generally accepted accounting principles in the United States of America.  Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of inherent limitations, a system of internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to change in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.  Based on its evaluation, our management concluded that, as of February 28, 2009, our internal control over financial reporting was effective.

This quarterly report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to the attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this quarterly  report.

Changes in Internal Controls over Financial Reporting

We have not yet made any changes in our internal controls over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

In the ordinary conduct of our business, we are periodically subject to lawsuits, investigations and claims including, but not limited to, claims involving students or graduates and routine employment matters. Although we cannot predict with certainty the ultimate resolution of lawsuits, investigations and claims asserted against us, we do not believe that any currently pending legal proceeding to which we are a party will have a material adverse effect on our business, results of operations, cash flows or financial condition.

Item 1A. RISK FACTORS
There may be a conflict of interest between our company and anther public shell company owned and managed by our sole officer and director.

Our sole officer and director currently serve as an officer of other public shell companies.  Our management’s affiliation with two shell companies raises the possibility of conflicts of interest, in that both companies may seek to take advantage of the same business opportunity.  Neither our Company nor the other shell company with which our management is affiliated has adopted any policy with respect to resolving any potential conflict of interest and it is possible that any conflict or interest that arises between the two companies may not be resolved in our favor.

Our Management has never served as management of a company that has completed a Business Combination.

Though our officer and director currently serves as an officer of another development stage public shell company with the business purpose of acquiring a Target Business, he has never successfully consummated a Business Combination.  Accordingly, you may not be able to adequately evaluate his ability to select an attractive Target Business or consummate successfully a Business Combination.

We are a newly formed, development stage company with no operating history and no revenues and, accordingly, you will not have any basis on which to evaluate our ability to achieve our business objective.

We incorporated on July 14, 2008 and are development stage company with no operating results to date.   Because we do not have an operating history, you will have no basis upon which to evaluate our ability to achieve our business objective, which is to acquire an operating business.  We have not conducted any discussions and we have no plans, arrangements or understandings with any prospective acquisition candidates and may be unable to complete a Business Combination.  We will not generate any revenues until, at the earliest, after the consummation of a Business Combination, if at all.

We will be deemed a blank check company under Rule 419 of the Securities Act of 1933. In any subsequent offerings, we will have to comply with Rule 419.

If we publicly offer any securities as a condition to the closing of any acquisition or business combination while we are a blank check or shell company, we will have to fully comply with SEC Rule 419 and deposit all funds in escrow pending advice about the proposed transaction to our stockholders fully disclosing all information required by Regulation 14 of the SEC and seeking the vote and agreement of investment of those stockholders to whom such securities were offered; if no response is received from these stockholders within 45 days thereafter or if any stockholder elects not to invest following our advice about the proposed transaction, all funds that must be held in escrow by us under Rule 419, as applicable, will be promptly returned to any such stockholder.  All securities issued in any such offering will likewise be deposited in escrow, pending satisfaction of the foregoing conditions.  This is only a brief summary of Rule 419.

Our future success is highly dependent on the ability of management to complete a Business Combination with a Target Business that generates revenue and otherwise operates profitably.

The nature of our operations is highly speculative.  The future success of our plan of operation will depend entirely on the operations, financial condition and management of the Target Business we may acquire.  While management intends to seek to enter into a Business Combination with an entity having an established operating history, we cannot assure you that we will be successful in consummating a Business Combination with a candidate that meets that criterion.  In the event we complete a Business Combination, the success of our operations will be dependent upon management of the Target Business and numerous other factors beyond our control.

The Company has no existing agreement for a Business Combination or other transaction.

We have no arrangement, agreement or understanding with respect to engaging in a Business Combination with an operating entity.  We cannot assure you that we will successfully identify and evaluate suitable business opportunities or that we will conclude a Business Combination.  Management has not identified any particular industry or specific business within an industry for evaluation.  We cannot guarantee that we will be able to negotiate a Business Combination on favorable terms.

The time and cost of preparing a private company to become a public reporting company may preclude us from entering into a Business Combination with the most attractive private companies.

Target companies that fail to comply with SEC reporting requirements may delay or preclude a Business Combination.  Sections 13 and 15(d) of the Exchange Act require reporting companies to provide certain information about significant acquisitions, including audited financial statements for the company acquired.  The time and additional costs that may be incurred by some target entities to prepare these statements may significantly delay or essentially preclude consummation of a Business Combination.  Otherwise suitable acquisition prospects that do not have or are unable to obtain the required audited statements may be inappropriate for acquisition so long as the reporting requirements of the Exchange Act are applicable.

We will have no revenues unless and until we enter into a Business Combination with an operating company that is generating revenues and otherwise is operating profitably.

We are a development stage company and have had no revenues from operations.  We will not realize any revenues or generate any income unless and until we successfully merge with or acquire an operating business that is generating revenues and otherwise is operating profitably, if ever.  We cannot assure you that we will be successful in concluding a Business Combination with an operating entity that is at the time of the transaction generating revenues.

We likely will complete only one Business Combination, which will cause us to be dependent solely on a single business and a limited number of products, services or assets.

Given our limited financial resources and other considerations, it is likely we will complete a Business Combination with only one Target Business.  Accordingly, the prospects for our success may be solely dependent upon the performance of a single business and dependent upon the development or market acceptance of a single or limited number of products, processes or services.  In this case, we will not be able to diversify our operations or benefit from the possible diversification of risks or offsetting of losses, unlike other entities which may have the resources to complete several Business Combinations or asset acquisitions in different industries or different areas of a single industry so as to diversify risks and offset losses.

Given our limited resources and the significant competition for Target Businesses, including competition from a public shell company of which our management also serve as management, we may not be able to consummate an attractive Business Combination.

We will to encounter intense competition from other entities having a business objective similar to ours, including blank check companies, finance companies, banks, venture capital funds, leveraged buyout funds, operating businesses and other financial buyers competing for acquisitions.  Many of these entities are well established and have extensive experience in identifying and affecting Business Combinations directly or through affiliates. Nearly all of these competitors possess greater technical, human and other resources than we do and our financial resources will be negligible when contrasted with those of many of these competitors.  In addition, we will experience direct competition from other modestly capitalized shell companies that are seeking to enter into business combinations with targets similar to those we expect to pursue, including a shell company managed by our President, who also is a member of our board of directors, that had registered its class of common stock under the Exchange Act prior to the effective date of our Exchange Act registration statement.  Our management’s affiliation with two shell companies raises the possibility of conflicts of interest.  Neither our Company nor the other shell company with which our management is affiliated has adopted any policy with respect to resolving any potential conflict of interest and it is possible that any conflict or interest that arises may not be decided in our favor.

It is likely that we will consummate a Business Combination with a private company for which limited information will be available to conduct due diligence.

We likely will seek a Business Combination with a privately-held company.  Generally, very little public information exists about these companies or their management, and we will be required to rely on the ability of our management to obtain adequate information to evaluate the potential success of entering into a transaction with such a company.  In addition, our management will only devote limited time to the business of the Company and will have available to it extremely limited financial resources with which to conduct due diligence.  If our assessment of the Target Business’s operations and management is inaccurate or we are unable to uncover all material information about these companies, then we may not make a fully informed investment decision, and we may lose money.

If we consummate a Business Combination by way of an acquisition, we will not be required to submit such transaction to a vote of our stockholders.

If we consummate a Business Combination by way of an acquisition of the capital stock or assets of the Target Business, the transaction may be accomplished in the sole determination of management without any vote or approval by stockholders.  Accordingly, holders of our securities at the time of any Business Combination may not have an opportunity to evaluate the Target Business or its management and will have to rely on the judgment of management in assessing the future profitability and viability of the Target Business.

A Business Combination with a foreign company may subject us to additional risks.

If we enter into a Business Combination with a foreign entity, we will be subject to risks inherent in business operations outside of the United States.  These risks include:

•	unexpected changes in, or impositions of, legislative or regulatory requirements;
•	foreign currency exchange rate fluctuations;
•	potential hostilities and changes in diplomatic and trade relationships;
•	changes in duties and tariffs, taxes, trade restrictions, license obligations and other non-tariff barriers to trade;
•	burdens of complying with a wide variety of foreign laws and regulations;
•	longer payment cycles and difficulties collecting receivables through foreign legal systems;
•	difficulties in enforcing or defending agreements and intellectual property rights;
•	reduced protection for intellectual property rights in some countries;
•	potentially adverse tax consequences;
•	the ability of our stockholders to obtain jurisdiction over non-US based directors and officers; and
•	political and economic instability.

If the Target Business is not successful managing these risks among others, the Company’s business after the Business Combination may be negatively impacted.

Since we have not yet selected a particular industry or Target Business with which to complete a Business Combination, we are unable to currently ascertain the merits or risks of the industry or business in which we may ultimately operate.

Our plan of operation permits our board of directors to consummate a Business Combination with a company in any industry it chooses and is not limited to any particular industry or type of business.  Accordingly, there is no current basis to evaluate the possible merits or risks of the particular industry in which we may ultimately operate or the Target Business which we may ultimately acquire.  To the extent we complete a Business Combination with a company that does not have a stable history of earnings and growth or an entity in a relatively early stage of its development, we may be affected by numerous risks inherent in the business operations of those entities.  If we complete a Business Combination with an entity in an industry characterized by a high level of risk, we may be affected by the currently unascertainable risks of that industry.  Although our management will endeavor to evaluate the risks inherent in a particular industry or Target Business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors.  Even if we properly assess those risks, some of them may be outside of our control.

Our long-term success will likely be dependent upon a yet to be identified management team which may be difficult to fully evaluate.

In the event we complete a Business Combination, the success of our operations will be dependent upon management of the Target Business and numerous other factors beyond our control.   Although it is possible that our management will remain associated with the Target Business following a Business Combination, it is likely that the management team of the Target Business at the time of the Business Combination will remain in place given that they will have greater knowledge, experience and expertise than our management in the industry in which the Target Business operates as well as in managing the Target Business.  Thus, even though our management may continue to be associated with us after a Business Combination, it is likely that we will be dependent upon a yet to be identified management team for our long-term success.  As a result, you will not be able to fully evaluate the management team that we will likely be dependent upon for our long-term success prior to any Business Combination.

Although we intend to scrutinize management of a prospective Target Business as closely as possible in connection with evaluating the desirability of affecting a Business Combination, we cannot assure you that our assessment of the management team will prove to be correct.  These individuals may be unfamiliar with the requirements of operating a public company and the securities laws, which could increase the time and resources we must expend to assist them in becoming familiar with the complex disclosure and financial reporting requirements imposed on U.S. public companies.  This could be expensive and time-consuming and could lead to various regulatory issues that may adversely affect our operations.

If we affect a Business Combination with a financially unstable company or an entity in the early stage of development or growth, we will be subject to greater risks than if we were to affect a Business Combination with a more established company with a proven record of earnings and growth.

Given our financial and personnel resources compared to our competitors, we may be limited to consummating a Business Combination with a company that is financially unstable or is in the early stage of development or growth, including an entity without established records of sales or earnings.  To the extent we affect a Business Combination with a financially unstable or early stage or emerging growth company, we may be impacted by numerous risks inherent in the business and operations of such company that we would not be subject to if we were to effect a Business Combination with a more established company with a proven record of earnings and growth.

If we are unable to structure the Business Combination as a “tax free” transaction, potential Target Businesses could be deterred from entering into such a transaction.

We may not be able to structure our acquisition to result in tax-free treatment for the companies or their stockholders, which could deter third parties from entering into certain Business Combinations with us.  Currently, a transaction may be structured so as to result in tax-free treatment to both companies, as prescribed by various federal and state tax provisions.  We intend to structure any Business Combination so as to minimize the federal and state tax consequences to both us and the Target Business; however, we cannot guarantee that the Business Combination will meet the statutory requirements of a tax-free reorganization or that the parties will obtain the intended tax-free treatment upon a transfer of stock or assets.  A non-qualifying reorganization could result in the imposition of both federal and state taxes that may have an adverse effect on both parties to the transaction.

We expect to issue a significant number of new shares of our capital stock in a Business Combination, which will result in substantial dilution and a change in control of ownership of the Company.

Our Articles of Incorporation authorizes the issuance of a maximum of 100,000,000 shares of common stock and a maximum of 10,000,000 shares of preferred stock.  Any Business Combination effected by us may result in the issuance of additional securities without stockholder approval and may result in substantial dilution in the percentage of our common stock held by our then existing stockholders.  In order to structure a Business Combination as a tax free transaction, federal tax laws require that the holders of the stock of the target must receive a number of shares of our capital stock equal to 80% or more of the voting stock of our Company, in which case our existing stockholders would in such circumstances retain 20% or less of the total issued and outstanding shares of the surviving entity, though it is likely they could own far less than 20% of our outstanding common stock after giving effect to a Business Combination.

Moreover, the common stock issued in any such merger or acquisition transaction may be valued on an arbitrary or non-arm's-length basis by our management, resulting in an additional reduction in the percentage of common stock held by our then existing stockholders.  Our board of directors has the power to issue any or all of such authorized but unissued shares without stockholder approval.  To the extent that additional shares of common stock or preferred stock are issued in connection with a Business Combination or otherwise, dilution to the interests of our stockholders will occur and the rights of the holders of common stock might be materially adversely affected

We have not conducted any market research or identification of business opportunities, which may affect our ability to identify a Target Business.

We have neither conducted nor have others made available to us results of market research concerning prospective business opportunities.  Therefore, we have no assurances that market demand exists for a Business Combination as contemplated by us.  Our management has not identified any specific Business Combination or other transactions for formal evaluation by us, such that it may be expected that any such target business or transaction will present such a level of risk that conventional private or public offerings of securities or conventional bank financing will not be available.  There is no assurance that we will be able to enter into a Business Combination on terms favorable to us.  Decisions as to which business opportunity to participate in will be unilaterally made by our management, which may, in many instances, act without the consent, vote or approval of our stockholders.

Our officer and director will apportion his time to other businesses which may cause conflicts of interest in his determination as to how much time to devote to our affairs.  This conflict of interest could have a negative impact on our ability to consummate a Business Combination.

Our sole officer and director engages in other businesses, including managing another public shell company with a business purpose identical to ours, and is not required to devote his full time or any specific number of hours to our affairs, which could create a conflict of interest when allocating his time between our operations and his other commitments.  We do not have and do not expect to have any full time employees prior to the consummation of a Business Combination.  If our officer’s and director’s other business affairs require him to devote more substantial amounts of time to such affairs, it could limit his ability to devote time to our affairs and could have a negative impact on our ability to consummate a Business Combination.  We cannot assure you that these conflicts will be resolved in our favor.

Our management currently is and may in the future become affiliated with entities engaged in business activities similar to those conducted by us and accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

Our management currently is and may in the future become affiliated with entities, including blank check or shell companies, engaged in business activities similar to those intended to be conducted by us. Additionally, our management may become aware of business opportunities which may be appropriate for presentation to us as well as the other entities to which he owes fiduciary duties. Accordingly, he may have conflicts of interest in determining to which entity a particular business opportunity should be presented.  We cannot assure you that these conflicts will be resolved in our favor. As a result, a potential Target Business may be presented to another entity prior to its presentation to us and we may not be able to pursue a potential transaction.

Limitations on liability and indemnification matters.

As permitted by the corporate laws of the State of Nevada, we have included in our Articles of Incorporation a provision to eliminate the personal liability of our directors for monetary damages for breach or alleged breach of their fiduciary duties as directors, subject to certain exceptions.

In addition, our By-Laws provide that we are required to indemnify our officers and directors under certain circumstances, including those circumstances in which indemnification would otherwise be discretionary, and we will be required to advance expenses to our officers and directors as incurred in connection with proceedings against them for which they may be indemnified.

There is currently no trading market for our common stock.

All outstanding shares of our common stock are “restricted securities,” as that term is defined under Rule 144 promulgated under the Securities Act, because they were issued in a private transaction not involving a public offering, and cannot be offered, sold, pledged or otherwise transferred unless subsequently registered pursuant to, or exempt from registration under, the Securities Act of 1933, as amended, (the "Securities Act") and any other applicable federal or state securities laws or regulations.  As to shares of our common stock held by affiliates and their permitted transferees, the Securities and Exchange Commission has taken the position that Rule 144 is not available for the resale of securities in shell companies held by those persons, either before and after a Business Combination, despite technical compliance with the requirements of Rule 144 because those persons would be acting as "underwriters" under the Securities Act when reselling their securities.  Accordingly, resale transactions of shares held by our affiliates and their permitted transferees, would need to be made through a registered offering of such securities.  These restrictions will limit the ability of our current stockholders to liquidate their investment.

We cannot assure you that following a Business Combination with an operating business, our common stock will be listed or admitted to quotation on any securities exchange or other trading medium.

Following a Business Combination, then management of the Company may seek to develop a public market for our common stock.  However, we cannot assure you that following such a transaction, the Company will be able to meet the initial listing standards of any stock exchange or that our common stock will be admitted for quotation on the over the counter bulletin board or any other trading medium.  f the Company’s common stock does not trade publicly, holders may not be able to sell their common stock.  Moreover, our common stock may be deemed to be a “penny stock” and subject to the SEC’s penny stock rule which provides that, if our common stock failed to meet the criteria set forth in such rule, brokers would be subject to various practice requirements which would limit the sale of our stock only to persons who were established customers and accredited investors.  Consequently, such rule may deter broker-dealers from recommending or selling our common stock, which may further affect its liquidity.  This would also make it more difficult for us to raise additional capital following a Business Combination.

We have never paid dividends on our common stock.

We have never paid dividends on our common stock and do not presently intend to pay any dividends in the foreseeable future.  In the unlikely event we generated profits prior to a Business Combination, we expect to retain such earnings and re-invest them into the Company to further its business strategy.

Authorization of Preferred Stock.

Our Articles of Incorporation authorize the issuance of up to 10,000,000 shares of preferred stock with such designations, rights and preferences determined from time to time by the board of directors.  Accordingly, our board of directors is empowered, without stockholder approval, to issue preferred stock with dividend, liquidation, conversion, voting, or other rights which could adversely affect the voting power or other rights of the holders of the common stock.  In the event of issuance, the preferred stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of the Company.  Although we have no present intention to issue any shares of authorized preferred stock, there can be no assurance that the Company will not do so in the future.

There are risks associated with forward-looking statements made by us and actual results may differ.

Some of the information in this Registration Statement contains forward-looking statements that involve substantial risks and uncertainties.  These statements can be identified by the use of forward-looking words such as “may”, “will”, “expect”, “anticipate”, “believe”, “estimate”, and “continue”, or similar words.  Statements that contain these words should be read carefully because they:

•	discuss our future expectations;

•	contain projections of our future results of operations or of our financial condition; and

•	state other “forward-looking” information.

We believe it is important to communicate our expectations. However, there may be events in the future that we are not able to accurately predict and/or over which we have no control.  The risk factors listed in this section, other risk factors about which we may not be aware, as well as any cautionary language in this Registration Statement, provide examples of risks, uncertainties, and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements.  The occurrence of the events described in these risk factors could have an adverse effect on our business, results of operations, and financial condition.

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

Item 3.  DEFAULTS UPON SENIOR SECURITEIES

None

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

Item 5.  OTHER INFORMATION

None

Item 6. EXHIBITS
(a) Exhibits:

Number	Description

31.1	Certification of Chief Executive and Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.1	Certification of Chief Executive and Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOLAR SHORE TWO, INC.

Date: June 2, 2009	By:	/s/ Forrest Garvin
Forrest Garvin
President, Chief Financial Officer and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Date: June 2, 2009	By:	/s/ Forrest Garvin
Forrest Garvin
TDirector