Form 10-Q
period 2008-11-30
Solar Shore Two Inc.
filed 2009-06-18
CIK 1448412

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number

SOLAR SHORE TWO, INC.
(Exact name of registrant as specified in its charter)

Nevada	26-2168614
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

At June 15, 2009, there were 1,000,000 shares outstanding of the registrant’s common stock.

i

SOLAR SHORE TWO, INC.
INDEX TO FORM 10-Q
FOR THE QUARTER ENDED NOVEMBER 30, 2008

Page
Number
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Balance Sheets at November 30, 2008 (unaudited) and August 31, 2008 (audited)	F-1

Statements of Operations for the three months ended November 30, 2008 and for the period from July 14, 2008 (inception) to November 30, 2008 (unaudited)	F-2

Statement of Shareholders’ Deficit as of November 30, 2008 (unaudited)	F-3

Statements of Cash Flows for the three months ended November 30, 2008 and for the period from July 14, 2008 (inception) to November 30, 2008 (unaudited)	F-4

Notes to Financial Statements	F-5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	8

Item 3. Controls and Procedures	14

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	16

Item 1A. Risk Factors	16

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	24

Item 3. Defaults upon senior securities	24

Item 4. Submissions of matters to a vote of securities holders	25

Item 5. Other Information	25

Item 6. Exhibits	25

Exhibit 31.1
Exhibit 32.1

ii

PART I — FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

SOLAR SHORE TWO, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
As of November 30, 2008 and August 31, 2008

	November 30,	August 31,
	2008	2008
	(unaudited)	(audited)
ASSETS
Current Assets
Cash and equivalents	$50	$50
Account receivable – stockholder	50	50
TOTAL ASSETS	$100	$100

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accrued expenses	$500	$5,000
Long-term Debt Note payable – related party	9,000	4,000

Total Liabilities	9,500	9,000

Stockholders’ Deficit
Preferred Stock, $.0001 par value, 10,000,000 shares authorized, -0- shares issued and outstanding	-0-	-0-
Common Stock, $.0001 par value, 100,000,000 shares authorized, 1,000,000 shares issued and outstanding	100	100
Additional paid-in capital	-0-	-0-
Deficit accumulated during the development stage	(9,500)	(9,000)
Total stockholders’ deficit	(9,400)	(8,900)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$100	$100

See accompanying notes to financial statements.

SOLAR SHORE TWO, INC.
 (A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS (unaudited)
Three Months Ended November 30, 2008
Period from July 14, 2008 (Date of Inception) to November 30, 2008

		Period from
	Three Months	July 14, 2008
	Ended	(Date of Inception)
	November 30,	to November 30,
	2008	2008

Revenues	$-0-	$-0-

Expenses :
Professional fees	500	9,500

Net Loss	$(500)	$(9,500)

Net loss per share:
Basic and diluted	$(0.00)	$(0.01)

Weighted average shares outstanding:
Basic and diluted	1,000,000	1,000,000

See accompanying notes to financial statements.

SOLAR SHORE TWO, INC.
 (A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS’ DEFICIT (unaudited)
Period from July 14, 2008 (Date of Inception) to November 30, 2008

	Common stock			Deficit accumulated during the development stage
	Shares	Amount	Additional paid-in capital		Total
Issuance of common stock for cash @ $.0001	1,000,000	$100	$-0-	$-	$100
Net loss for the period	-	-	-	(9,000)	(9,000)
Balance, August 31, 2008	1,000,000	100	-0-	(9,000)	(8,900)
Net loss for the period	-	-	-	(500)	(500)
Balance, November 30, 2008	1,000,000	$100	$-0-	$(9,500)	$(9,400)

See accompanying notes to financial statements.

SOLAR SHORE TWO, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (unaudited)
Three Months Ended November 30, 2008
Period from July 14, 2008 (Date of Inception) to November 30, 2008

		Period from
	Three Months	July 14, 2008
	Ended	(Date of Inception)
	November 30,	to November 30,
	2008	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(500)	$(9,500)
Change in non-cash working capital items:	-0-	-0-
Increase in accounts receivable – stockholder	-0-	(50)
(Increase) decrease in accrued expenses	(4,500)	500
NET CASH (USED IN) OPERATING ACTIVITIES	(5,000)	(9,050)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sales of common stock	-0-	100
Proceeds from note payable – related party	5,000	9,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	5,000	9,100

NET INCREASE IN CASH	-0-	50

CASH, BEGINNING OF PERIOD	50	-0-
CASH, END OF PERIOD	$50	$50

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$-0-	$-0-
Income taxes paid	$-0-	$-0-

See accompanying notes to financial statements.

SOLAR SHORE TWO, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
November 30, 2008

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents.  At November 30, 2008 and August 31, 2008, the Company had $50 of unrestricted cash.

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
November 30, 2008

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

NOTE 2 – ACCOUNT RECEIVABLE – STOCKHOLDER

The account receivable – stockholder of $50 at November 30, 2008 and August 31, 2008 represents amounts paid to the Company prior to August 31, 2008 for common stock which have not yet been deposited into the Company’s bank account.

SOLAR SHORE TWO, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS

November 30, 2008

NOTE 3 – ACCRUED EXPENSES

Accrued expenses at November 30, 2008 consisted of amounts owed to the Company’s outside auditor for services related to the quarterly SEC filig.  Accrued expenses at August 31, 2008 consisted of legal fees owed to the Company’s outside legal counsel for services rendered related to the Company’s initial SEC filing.

NOTE 4 – NOTE PAYABLE – RELATED PARTY

The note payable – related party relates to funds received from a Company owned by Forrest Garvin, our president and sole director, to pay professional fees.  The note is unsecured, interest free, and is payable on July 14, 2010.

NOTE 5 – INCOME TAXES

For the periods ended November 30, 2008, the Company has incurred net losses and, therefore, has no tax liability.  The net deferred tax asset generated by the loss carry-forward has been fully reserved.  The cumulative net operating loss carry-forward is $9,500 at November 30, 2008, and will expire beginning in the year 2028.

The cumulative tax effect at the expected rate of 35% of significant items comprising our net deferred tax amount is as follows:

2008
Deferred tax asset attributable to:
Net operating loss carryover	$3,325
Valuation allowance	(3,325)
Net deferred tax asset	$-

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

Results of Operations for the Quarter ending November 30, 2008

Assets

Currently, we have current assets of $100 and no intangible assets that are quantifiable.

Operating Expense

Total operating expenses for the three months ended November 30, 2008 were $500 and operating expenses for the period from inception to November 30, 2008 were $9,500.

Net Loss

Net loss for the three months ended November 30, 2008 was $(500) compared to the period ended November 30, 2008 since inception of $(9,500).  Net loss for the three months ended November 30, 2008 was $(1,000). The decrease in net loss is due to the aforementioned change in activities.

Liquidity and Capital Resources

At November 30, 2008, we had $50 in cash.

Critical Accounting Policies and Estimates

Our critical accounting policies are disclosed in our Form 10 Registration Statement. During the three months ended November 30, 2008 there have been no significant changes in our critical accounting policies.

Recent Accounting Pronouncements

Recent accounting pronouncements are disclosed in our Form 10 Registration Statement, filed with the Securities and Exchange Commission on December 18, 2008. During the three months ended November 30, 2008 there have been no new accounting pronouncements which are expected to significantly impact our consolidated financial statements.

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

Item 3. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures

The Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of November 30, 2008.  This evaluation was accomplished under the supervision and with the participation of our chief executive officer / principal executive officer, and chief financial officer / principal financial officer who concluded that our disclosure controls and procedures are currently effective to ensure that all material information required to be filed in the quarterly report on Form 10-Q has been made known to them.

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

Based upon an evaluation conducted for the period ended November 30, 2008, our Chief Executive Officer and Chief Financial Officer as of November 30, 2008, and as of the date of this Report, have concluded that as of the end of the periods covered by this report, they have identified no material weakness of Company internal controls.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.  Based on its evaluation, our management concluded that, as of November 30, 2008, our internal control over financial reporting was effective.

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

SOLAR SHORE TWO, INC.
Date: June 15, 2009	By: /s/ Forrest Garvin
Name: Forrest Garvin
Title: President, Chief Financial Officer and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Date: June 15, 2009	By: /s/ Forrest Garvin
Director Name: Forrest Garvin
Title: Director