Form 10-Q
period 2009-05-31
Solar Shore Two Inc.
filed 2009-07-15
CIK 1448412

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MAY 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number

SOLAR SHORE TWO, INC.
(Exact name of registrant as specified in its charter)

Nevada	26-3154225
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

At July 13, 2009 there were 1,000,000 shares outstanding of the registrant’s common stock.

i

SOLAR SHORE TWO, INC.
INDEX TO FORM 10-Q
FOR THE QUARTER ENDED MAY 31, 2009

Page Number
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Balance Sheets at May 31, 2009 (unaudited) and August 31, 2008 (audited)	F-1

Statements of Operations for the three and nine months ended May 31, 2009 and for the period from August 12, 2008 (inception) to May 31, 2009 (unaudited)	F-2

Statement of Shareholders’ Deficit as of May 31, 2009 (unaudited)	F-3

Statements of Cash Flows for the nine months ended May 31, 2009 and for the period from August 12, 2008 (inception) to May 31, 2009 (unaudited)	F-4

Notes to Financial Statements	F-5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	8

Item 3. Controls and Procedures	16

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	17

Item 1A. Risk Factors	17

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	17

Item 3. Defaults upon senior securities	18

Item 4. Submissions of matters to a vote of securities holders	18

Item 5. Other Information	18

Item 6. Exhibits	18

Exhibit 31.1	18

Exhibit 32.1	18

ii

PART I — FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

SOLAR SHORE TWO, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
As of May 31, 2009 and August 31, 2008

	May 31, 2009 (unaudited)	August 31, 2008 (audited)

ASSETS

Current Assets
Cash and equivalents	$50	$50
Account receivable – stockholder	50	50
TOTAL ASSETS	$100	$100

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accrued expenses	$1,500	$5,000
Long-term Debt Note payable – related party	9,000	4,000

Total Liabilities	10,500	9,000

Stockholders’ Deficit
Preferred Stock, $.0001 par value, 10,000,000 shares authorized, -0- shares issued and outstanding	-0-	-0-
Common Stock, $.0001 par value, 100,000,000 shares authorized, 1,000,000 shares issued and outstanding	100	100
Additional paid-in capital	-0-	-0-
Deficit accumulated during the development stage	(10,5 00)	(9,000)
Total stockholders’ deficit	(10,400)	(8,900)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$100	$100

See accompanying notes to financial statements.

SOLAR SHORE TWO, INC.
 (A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS (unaudited)
Three Months and Nine Months Ended May 31, 2009
Period from August 12, 2008 (Date of Inception) to May 31, 2009

			Period from August 12, 2008 (Date of Inception) to May 31, 2009

	Three Months Ended May 31, 2009	Six Months Ended May 31, 2009

Revenues	$-0-	$-0-	$-0-

Expenses :
Professional fees	500	1,500	10,500

Net Loss	$(500)	$(1,500)	$(10,500)

Net loss per share:
Basic and diluted	$(0.00)	$(0.00)	$(0.01)

Weighted average shares outstanding:
Basic and diluted	1,000,000	1,000,000	1,000,000

See accompanying notes to financial statements.

SOLAR SHORE TWO, INC.
 (A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS’ DEFICIT (unaudited)
Period from August 12, 2008 (Date of Inception) to May 31, 2009

	Common stock
	Shares	Amount	Additional paid-in capital	Deficit accumulated during the development stage	Total
Issuance of common stock for cash @ $.0001	1,000,000	$100	$-0-	$-	$100
Net loss for the period	-	-	-	(9,000)	(9,000)
Balance, August 31, 2008	1,000,000	100	-0-	(9,000)	(8,900)
Net loss for the period	-	-	-	(1,500)	(1,500)
Balance, May 31, 2009	1,000,000	$100	$-0-	$(10,500)	$(10,400)

See accompanying notes to financial statements.

SOLAR SHORE TWO, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (unaudited)
Six Months Ended May 31, 2009
Period from August 12, 2008 (Date of Inception) to May 31, 2009

	Nine Months Ended May 31, 2009	Period from August 12, 2008 (Date of Inception) to May 31,2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,500)	$(10,500)
Change in non-cash working capital items:	-0-	-0-
Increase in accounts receivable – stockholder	-0-	(50)
(Increase) decrease in accrued expenses	(3,500)	1,500
NET CASH (USED IN) OPERATING ACTIVITIES	(5,000)	(9,050)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sales of common stock	-0-	100
Proceeds from note payable – related party	5,000	9,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	5,000	9,100

NET INCREASE IN CASH	-0-	50

CASH, BEGINNING OF PERIOD	50	-0-
CASH, END OF PERIOD	$50	$50

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$-0-	$-0-
Income taxes paid	$-0-	$-0-

See accompanying notes to financial statements.

SOLAR SHORE TWO, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
May 31, 2009

NOTE 1 – SUMMARY OF ACCOUNTING POLICIES
Nature of Business
Solar Shore Two, Inc. (“The Company”) was organized under the laws of the State of Nevada on August 12, 2008 as a corporation. The Company’s objective is to acquire or merge with a target business or company in a business combination.

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

Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Form 10 filed with the SEC as of and for the period ended August 31, 2008.  In the opinion of management, all adjustments necessary in order for the financial statements to be not misleading have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents.  At May 31, 2009 and August 31, 2008 the Company had $50 of unrestricted cash.

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
May 31, 2009

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

NOTE 2 – ACCOUNT RECEIVABLE – STOCKHOLDER

The account receivable – stockholder of $50 at May 31, 2009 and August 31, 2008 represents amounts paid to the Company prior to August 31, 2008 for common stock which have not yet been deposited into the Company’s bank account.

SOLAR SHORE TWO, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
May 31, 2009

NOTE 3 – ACCRUED EXPENSES
Accrued expenses at May 31, 2009 consisted of amounts owed to the Company’s outside auditor for services related to the quarterly SEC filing.  Accrued expenses at August 31, 2008 consisted of legal fees owed to the Company’s outside legal counsel for services rendered related to the Company’s initial SEC filing.

NOTE 4 – NOTE PAYABLE – RELATED PARTY

The note payable – related party relates to funds received from a Company owned by Forrest Garvin, our president and sole director, to pay professional fees.  The note is unsecured, interest free, and is payable on August 12, 2010.

NOTE 5 – INCOME TAXES

For the periods ended May 31, 2009, the Company has incurred net losses and, therefore, has no tax liability.  The net deferred tax asset generated by the loss carry-forward has been fully reserved.  The cumulative net operating loss carry-forward is $10,500 at May 31, 2009, and will expire beginning in the year 2028.

The cumulative tax effect at the expected rate of 35% of significant items comprising our net deferred tax amount is as follows:

2009
Deferred tax asset attributable to:
Net operating loss carryover	$3,675
Valuation allowance	(3,675)
Net deferred tax asset	$-

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

Overview
SOLAR SHORE TWO, INC. (“we”, “us”, the “Company” or like terms) was incorporated in the State of Nevada on August 12, 2008.  We are a developmental stage company and have not generated any revenues to date.  Since inception, we have not engaged in any business operations other than in connection with our organization and the preparation and filing of this registration statement on Form 10 (the “Registration Statement”).  We have no full-time employees and do not own or lease any property.

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

Results of Operations for the Quarter ending May 31, 2009

Assets

Currently, we have no tangible assets and no intangible assets that are quantifiable.

Operating Expense

Total operating expenses for the three months ended May 31, 2009, were $500 compared to expenses for the period ended February 28, 2009 of $10,500 since inception.     Total operating expenses for the nine months ended May 31, 2009 were $1,500.    The decrease is attributed to the initial startup costs in August 2008.

Net Loss

Net loss for the three months ended May 31, 2009 was $(500) compared to the period ended February 28, 2009 since inception of $(10,500).  Net loss for the nine months ended May 31, 2009 was $(1,500). The decrease in net loss is due to the aforementioned change in activities.

Liquidity and Capital Resources

At May 31, 2009, we had $50 in cash.

Critical Accounting Policies and Estimates

Our critical accounting policies are disclosed in our Form 10 Registration Statement. During the three months ended May 31, 2009 there have been no significant changes in our critical accounting policies.

Recent Accounting Pronouncements

Recent accounting pronouncements are disclosed in our Form 10 Registration Statement, filed with the Securities and Exchange Commission on December 18, 2008. During the three months ended May 31, 2009 there have been no new accounting pronouncements which are expected to significantly impact our consolidated financial statements.

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

Item 3. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures

The Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of May 31, 2009.  This evaluation was accomplished under the supervision and with the participation of our chief executive officer / principal executive officer, and chief financial officer / principal financial officer who concluded that our disclosure controls and procedures are currently effective to ensure that all material information required to be filed in the quarterly report on Form 10-Q has been made known to them.

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

Based upon an evaluation conducted for the period ended May 31, 2009, our Chief Executive Officer and Chief Financial Officer as of May 31, 2009, and as of the date of this Report, have concluded that as of the end of the periods covered by this report, they have identified no material weakness of Company internal controls.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.  Based on its evaluation, our management concluded that, as of May 31, 2009, our internal control over financial reporting was effective.

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

Item 1A. RISK FACTORS

A Smaller reporting  company is not required to provide the information required by this Item.

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

SOLAR SHORE TWO, INC.

Date: July 13, 2009	By:	Forrest Garvin
Forrest Garvin
President, Chief Financial Officer and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Date: July 13, 2009	By:	Forrest Garvin Director
Forrest Garvin
Director